Form 10-K
period 2004-12-31
STRUCTURED ASSET SECS CORP MORT PASS-THRU CERT SERS 2004-2AC
filed 2005-03-31
CIK 1277607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report
Pursuant To Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

Commission file number(s): 333-92140-38

Structured Asset Securities Corporation
Mortgage Pass-Through Certificates 2004-2AC

(Issuing Entity)

Structured Asset Securities Corporation

(Depositor)

State of Incorporation: DE
IRS Employer Identification Number: n/a

c/o Wachovia Bank, NA
401 South Tryon Street NC1179
Charlotte, NC 28288

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes [ X ]	No [ ]

Indicate by check mark if disclosure of delinqunet filers pursuant to Item 405 of Regulation S-K is not contained herin, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Yes [ X ]	No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [ ]	No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Registrant does not have any voting or non-voting common equity

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K(e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. the listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980: None

Item 1. Business:
Not applicable

Item 2. Properties:
Not applicable

Item 3. Legal Proceedings:
The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement ("the Trust"), the Trustee, the Master Servicer or the Registrant with respect to the Trust

Item 4. Submission of Matters to a Vote of Securityholders
There were no matters submitted to a Vote of the Securityholders during the fiscal year covered by this report

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
(a) Not applicable
(b) The trust does not issue stock. There is currently no established secondary market for the certificates. Records provided by the Trustee indicate that there are approximately 11 holders of record of each class of certificates as of the end of the reporting year.
(c) Not applicable

Item 6. Selected Financial Data
Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Not applicable

Item 8. Financial Statements and Supplementary Data
Not applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
(a) Not applicable
(b) Not applicable

Item 10. Directors and Executive Officers of the Registrant
Not applicable

Item 11. Executive Compensation
Not applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management
(a) Not applicable
(b) Not applicable
(c) Not applicable

Item 13. Certain Relationships and Related Transactions
Not applicable

Item 14. Principle Accountant's Views and Services
Not applicable

Item 15. Exhibits and Financial Statement Schedules
(a)Exhibits
     31.1 Certification
     99.1 Annual Independent Accountant's Servicing Report ("USAP")
          a. Aurora Loan Services LLC
              fka Aurora Loan Services Inc as servicer
     99.2 Management's Assertion
          a. Aurora Loan Services LLC
              fka Aurora Loan Services Inc as servicer
     99.3 Annual Statement of Compliance
          a. Aurora Loan Services LLC
              fka Aurora Loan Services Inc as master servicer
     99.4 Aggregate Securityholder's Statement for the year ended December 31,2004
(b) Not applicable
(c) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2005

Filed on behalf of Structure Asset Securities Corp.,by Aurora Loan Services Inc. as Master Servicer for Structured Asset Securities Corp., Mortgage Pass-Through Certificates, Series 2004-2AC

By: /s/ E. Todd Whittemore
Name: E. Todd Whittemore
Title: Executive Vice President
Company: Aurora Loan Services LLC
                   fka Aurora Loan Services Inc.